Form 10QSB
period 2008-05-31
Victory Park Acquisition Corp. I
filed 2008-07-09
CIK 1423041

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from—

Commission file number 000-53067

Victory Park Acquisition Corp. I

(Exact name of small business issuer as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

75-3260547

(I.R.S. Employer Identification No.)

c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606

(Address of principal executive offices)

(312) 701-0785

(Issuer’s telephone number)

No change

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 9, 2008.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]

No [X]

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

May 31, 2008

Page(s)

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements:

Balance Sheet as of May 31, 2008 (unaudited) and November 30, 2007

F-1

Statements of Operations for the three and six months ended May 31, 2008 (unaudited)

F-2

and for the Cumulative Period from Inception (October 31, 2007)
through May 31, 2008 (unaudited)

Statement of Stockholder’s Deficiency for the Period from Inception

F-3

(October 31, 2007) through May 31, 2008 (unaudited)

Statements of Cash Flows for the six months ended May 31, 2008 (unaudited)

F-4

and for the Cumulative Period from Inception (October 31, 2007)
through May 31, 2008 (unaudited)

Notes to Financial Statements (unaudited)

F-5 – F-8

Item 2.  Management's Discussion and Analysis or Plan of Operation

1

Item 3A(T).  Controls and Procedures

3

PART II - OTHER INFORMATION:

Item 1.  Legal Proceedings

3

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

3

Item 3.  Defaults Upon Senior Securities

3

Item 4.  Submission of Matters to a Vote of Security Holders

3

Item 5.  Other Information

3

Item 6.  Exhibits

4

Signatures

5

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEET

ASSETS
	May 31, 2008	November 30, 2007
	(unaudited)

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$–	$578

TOTAL LIABILITIES	–	578

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of May 31, 2008 and November 30, 2007, respectively	500	500
Additional paid-in capital	40,480	12,000
Deficit accumulated during the development stage	(40,980)	(13,078)

TOTAL STOCKHOLDER’S DEFICIENCY	–	(578)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$–	$–

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended May 31, 2008	For the six months ended May 31, 2008	For the Cumulative Period from Inception (October 31, 2007) through May 31, 2008

REVENUE	$–	$–	$–

General and administrative expenses	12,324	27,902	40,980

NET (LOSS)	$(12,324)	$(27,902)	$(40,980)

BASIC AND DILUTED NET (LOSS) PER SHARE	$–	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDER’S DEFICIENCY

(unaudited)

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,078)	(13,078)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,078)	(578)
Proceeds from capital contribution	-	-	-	-	15,578	-	15,578
Net (loss)	-	-	-	-	-	(15,578)	(15,578)
BALANCE AT FEBRUARY 29, 2008	-	-	5,000,000	500	27,578	(28,656)	(578)
Proceeds from capital contribution	-	-	-	-	12,902	-	12,902
Net (loss)	-	-	-	-	-	(12,324)	(12,324)
BALANCE AT MAY 31, 2008	-	$-	5,000,000	$500	$40,480	$(40,980)	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ending May 31, 2008	For the Cumulative Period from Inception (October 31, 2007) through May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,902)	$(40,980)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	(578)	–
Net cash used in operating activities	(28,480)	(40,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	–	12,500
Proceeds from capital contribution	28,480	28,480
Net cash provided by financing activities	28,480	40,980

NET INCREASE IN CASH AND CASH EQUIVALENTS	–	–

Cash and cash equivalents at beginning of period	–	–

Cash and cash equivalents at end of period	$–	$–

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008

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

The Company is currently in the development stage.  All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

(b)

Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $40,980, used cash from operations of $40,980 since its inception, and has no working capital at May 31, 2008.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008

NOTE 1    -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued):

(d)

Income Taxes (continued):

The Company has approximately $6,100 in deferred tax assets at May 31, 2008 resulting primarily from net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”).  The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

MAY 31, 2008

NOTE 3    -

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standard Board issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”) that provides enhanced guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on our financial statements.

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

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2008

NOTE 3    -

RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

INTERIM FINANCIAL STATEMENTS:

The interim financial information as of May 31, 2008 and for the three and six month periods ended May 31, 2008 and the cumulative period from October 31, 2007 (Inception) to May 31, 2008  have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Registration Statement on Form 10-SB for the fiscal year ended November 30, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2008, and results of operations for the three and six months period ended May 31, 2008 and the cumulative period from October 31, 2007 (inception) to May 31, 2008, and cash flows for the six months period ended May 31, 2008 and the cumulative period from October 31, 2007 (Inception) to May 31, 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

For the three and six months ended May 31, 2008, the Company had no activities that produced revenues from operations.

For the three and six months ended May 31, 2008, the Company had a net loss of $12,324 and 27,902, respectively.  For the cumulative period from inception (October 31, 2007) through May 31, 2008, the Company had a net loss of $40,980, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Report on Form 10-QSB for the period ended February 29, 2008 in April of 2008.

Liquidity and Capital Resources

As of May 31, 2008, the Company had assets equal to $0.  The Company’s current liabilities as of May 31, 2008 totaled $0.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended May 31, 2008 and for the cumulative period from inception (October 31, 2007) through May 31, 2008:

	Six Months Ended May 31, 2008	Cumulative Period from Inception (October 31, 2007) through May 31, 2008
Net cash used in operating activities	$(28,480)	$(40,980)
Net cash used in investing activities	$0	$0
Net cash provided by financing activities	$28,480	$40,980
Net effect on cash	$0	$0

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

1

(i)

filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and

(ii)

investigating, analyzing, and consummating an acquisition.

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

Since our Registration Statement on Form 10-SB became effective, our sole officer and director has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

2

Item 3A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of May 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

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

Exhibit No.

Description

   *3.1

Certificate of Incorporation, as filed with the Delaware Secretary of State on October 31, 2007.

   *3.2

By-Laws.

   31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2008.

   32.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*

Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 9, 2008

VICTORY PARK ACQUISITION CORP. I

By:  /s/ Brendan Carroll

Brendan Carroll

President, Secretary and Director

5