Form 10-Q
period 2009-02-28
Victory Park Acquisition Corp. I
filed 2009-04-14
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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
Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2009.

VICTORY PARK ACQUISITION CORP. I

A DEVELOPMENT STAGE COMPANY

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended February 28, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2008.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEET

ASSETS

	February 28,	November 30,
	2009	2008
	(unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,500	$$750

TOTAL CURRENT LIABILITIES	7,500	750

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of February 28, 2009 and November 30, 2008	500	500
Additional paid-in capital	51,202	49,238
Deficit accumulated during the development stage	(59,202)	(50,488)

TOTAL STOCKHOLDER’S DEFICIENCY	(7,500)	(750)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended February 28, 2009	For the Three Months Ended February 29, 2008	For the Cumulative Period from Inception (October 31, 2007) through February 28, 2009

REVENUE	$-	$-	$-

General and administrative expenses	8,714	15,578	59,202

NET (LOSS)	$(8,714)	$(15,578)	$(59,202)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDER’S DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,078)	(13,078)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,078)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	1,964	-	1,964
Net (loss)	-	-	-	-	-	(8,714)	(8,714)
BALANCE AT FEBRUARY 28, 2009 (UNAUDITED)	-	$-	5,000,000	$500	$51,202	$(59,202)	$(7,500)

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ending February 28, 2009	For the Three Months Ending February 29, 2008	For the Cumulative Period from Inception (October 31, 2007) through February 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,714)	$(15,578)	$(59,202)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	6,750	-	7,500
Net cash (used in) operating activities	(1,964)	(15,578)	(51,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	1,964	15,578	39,202
Net cash provided by financing activities	1,964	15,578	51,702

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

(b)

Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $59,202, used cash from operations of $51,702 since its inception, and has a working capital deficit of $7,500 at February 28, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

The Company has approximately $11,700 in deferred tax assets at February 28, 2009 resulting primarily from net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

FEBRUARY 28, 2009

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The application of this statement has been deferred, for non financial assets and non financial liabilities, to fiscal years beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active" ("FAS No. 157-3") with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. Currently this pronouncement has no effect on the Company’s financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The intention of the Company is to carry out an acquisition or reverse merger activity. The pronouncement will impact the Company in the event such a transaction consummates. The Company is currently evaluating the impact of adopting SFAS. No 141R on its financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2009

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

NOTE 4  -

INTERIM FINANCIAL STATEMENTS:

The interim financial information as of February 28, 2009 and for the three months periods ended February 28, 2009 and February 29, 2008 and the cumulative period from October 31, 2007 (Inception) to February 28, 2009 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the company’s annual Report on form 10-K for the fiscal year ended November 30, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2009 and results of operations for the three month periods ended and February 28, 2009, and February 29, 2008 and the cumulative period from October 31, 2007 (Inception) to February 28, 2009 and cash flows for the three month periods ended February 28, 2009 and February 29, 2008 and the cumulative period from October 31, 2007 (Inception) to February 28, 2009, as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity and Capital Resources

As of February 28, 2009, the Company had no assets.  This compares with no assets as of November 30, 2008. The Company’s current liabilities as of February 28, 2009 totaled $7,500, comprised exclusively if accounts payable and accrued expenses.  This compares to the Company’s liabilities as of November 30, 2008 of $750, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended February 28, 2009 and February 29, 2008 and for the cumulative period from October 31, 2007 (inception) through February 28, 2009:

	For the Three Months Ended February 28, 2009	For the Three Months Ended February 29 , 2008	For the Cumulative Period from October 31 ,2008 (Inception) through February 28, 2009
Net cash used in operating activities	$(1,964)	$(15,578)	$(51,702)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	$1,964	$15,578	$51,702
Net effect on cash	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to February 28, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended February 28, 2009, the company had a net loss of $8,714, due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009.  This compares with a net loss of $15,578 for the three months ended February 29, 2008, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

For the cumulative period from October 31, 2007 (inception) through February 28, 2009, the Company had a net loss of $59,202, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Reports on Form 10-QSB for the period ended February 29, 2008 in April of 2008, Form 10-QSB for the period ended May 31, 2008 in July of 2008, Form 10-Q for the period ended August 31, 2008 in October of 2009 and Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009.

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

Item 4.  Controls and Procedures.

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

As of February 28, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*

Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on February 1, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2009	VICTORY PARK ACQUISITION CORP. I

By: /s/ Brendan Carroll

Brendan Carroll

President, Secretary, and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer