Form 10-Q
period 2009-05-31
Victory Park Acquisition Corp. I
filed 2009-07-15
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53067

Victory Park Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Delaware	75-3260547
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606
(Address of principal executive offices)

(312) 701-0785
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 15, 2009.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of May 31, 2009 (unaudited) and November 30, 2008	2

	Statements of Operations for the Three Months and Six Months Ended May 31, 2009 (unaudited) and May 31, 2008 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through May 31, 2009 (unaudited)	3

	Statement of Stockholder’s Deficiency for the Period from Inception (October 31, 2007) through May 31, 2009 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended May 31, 2009 (unaudited) and May 31, 2008 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through May 31, 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

The results for the period ended May 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2008.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
BALANCE SHEET

	May 31,	November 30,
	2009	2008
	(unaudited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$750	$750

TOTAL LIABILITIES	750	750

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of May 31, 2009 and November 30, 2008, respectively	500	500
Additional paid-in capital	63,865	49,238
Deficit accumulated during the development stage	(65,115)	(50,488)

TOTAL STOCKHOLDER’S DEFICIENCY	(750)	(750)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Six Months Ended		For the Cumulative Period from Inception (October 31, 2007)
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008	through May 31, 2009

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	5,913	12,324	14,627	27,902	65,115

NET (LOSS)	$(5,913)	$(12,324)	$(14,627)	$(27,902)	$(65,115)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
STATEMENT OF STOCKHOLDER’S DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,078)	(13,078)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,078)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	1,964	-	1,964
Net (loss)	-	-	-	-	-	(8,714)	(8,714)
BALANCE AT FEBRUARY 28, 2009 (UNAUDITED)	-	-	5,000,000	500	51,202	(59,202)	(7,500)
Proceeds from capital contribution	-	-	-	-	12,663	-	12,663
Net (loss)	-	-	-	-	-	(5,913)	(5,913)
BALANCE AT MAY 31, 2009 (UNAUDITED)	-	$-	5,000,000	$500	$63,865	$(65,115)	$(750)

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended		For the Cumulative Period from Inception (October 31, 2007)
	May 31, 2009	May 31, 2008	through May 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,627)	$(27,902)	$(65,115)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	-	(578)	750
Net cash used in operating activities	(14,627)	(28,480)	(64,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	14,627	28,480	51,865
Net cash provided by financing activities	14,627	28,480	64,365

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Victory Park Acquisition Corp. I (“the Company”) was incorporated in the state of Delaware on October 31, 2007 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage.  All activities of the Company to date relate to its organization, initial funding, and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $65,115, used cash from operations of $64,365 since its inception, and has a working capital deficit of $750 at May 31, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)	Income Taxes (continued):

The Company has approximately $13,300 in deferred tax assets at May 31, 2009 resulting primarily from net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

(b)	Loss per Common Share:

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

(c)	Fair Value of Financial Instruments:

The carrying value of accounts payable and accrued expenses approximates fair value due to the short period of time to maturity.

NOTE 2    -         CAPITAL STOCK:

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

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 3    -         RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company currently does not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 17 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements. Currently this pronouncement has no effect on the Company’s financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, " Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active" ("FAS No. 157-3") with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. Currently this pronouncement has no effect on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  Currently this pronouncement has no effect on the Company’s financial statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” – which requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis This FSP will be effective for the interim and annual periods ending after June 15, 2009 and is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
May 31, 2009
(unaudited)

NOTE 3    -         RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to materially impact the Company’s financial position or results of operations.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s financial position or results of operations.

NOTE 4    -         INTERIM FINANCIAL STATEMENTS:

The interim financial information as of May 31, 2009 and for the three and six month periods ended May 31, 2009 and the cumulative period from October 31, 2007 (Inception) to May 31, 2009  have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2009, and results of operations for the three and six months period ended May 31, 2009 and the cumulative period from October 31, 2007 (inception) to May 31, 2009, and cash flows for the six month period ended May 31, 2009 and the cumulative period from October 31, 2007 (Inception) to May 31, 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity and Capital Resources

As of May 31, 2009, the Company had no assets.  This compares with no assets as of November 30, 2008.  The Company’s current liabilities as of May 31, 2009 totaled $750, comprised exclusively of accounts payable and accrued expenses.  This compares to the Company’s liabilities as of November 30, 2008 of $750, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended May 31, 2009 and May 31, 2008 and for the cumulative period from October 31, 2007 (inception) through May 31, 2009:

	For the Six Months Ended May 31, 2009	For the Six Months Ended May 31, 2008	For the Cumulative Period from October 31 ,2007 (Inception) through May 31, 2009
Net cash used in operating activities	$(14,627)	$(28,480)	$(64,365)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	$14,627	$28,480	$64,365
Net effect on cash	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to May 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended May 31, 2009, the Company had a net loss of $5,913 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.  This compares with a net loss of $12,324 for the three months ended May 31, 2008 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended February 28, 2008 filed in April of 2008.

For the six months ended May 31, 2009, the company had a net loss of $14,627 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and the filing of the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.  This compares with a net loss of $27,902 for the six months ended May 31, 2008, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended February 28, 2008 filed in April of 2008.

For the cumulative period from October 31, 2007 (inception) through May 31, 2009, the Company had a net loss of $65,115 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Reports on Form 10-QSB for the period ended February 29, 2008 in April of 2008, Form 10-QSB for the period ended May 31, 2008 in July of 2008, Form 10-Q for the period ended August 31, 2008 in October of 2009 and Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of 2009 and the filing of the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009.

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

As of May 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

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

Dated: July 15, 2009	VICTORY PARK ACQUISITION CORP. I

	By:	/s/ Brendan Carroll
Brendan Carroll
President, Secretary, and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer