Form 10-Q
period 2009-08-31
Victory Park Acquisition Corp. I
filed 2009-10-14
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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
Yes [  ] No [  ].

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
Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 14, 2009.

VICTORY PARK ACQUISITION CORP. I

A DEVELOPMENT STAGE COMPANY

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of August 31, 2009 (unaudited) and November 30, 2008	1

	Statements of Operations for the three and nine months ended August 31, 2009 and 2008 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through August 31, 2009 (unaudited)	2

	Statement of Stockholder’s Deficiency for the Period from Inception (October 31, 2007) through August 31, 2009 (unaudited)	3

	Statements of Cash Flows for the nine months ended August 31, 2009 and 2008 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through August 31, 2009 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

The results for the period ended August 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2008.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEET

ASSETS

	August 31,	November 30,
	2009	2008
	(unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,000	$$750

TOTAL LIABILITIES	$3,000	$750

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of August 31, 2009 and November 30, 2008	500	500
Additional paid-in capital	66,769	49,238
Deficit accumulated during the development stage	(70,269)	(50,488)

TOTAL STOCKHOLDER’S DEFICIENCY	(3,000)	(750)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

(unaudited)

					For the Cumulative Period from Inception (October 31, 2007) through August 31, 2009
	For the Three Months Ended		For the Nine Months Ended
	August 31, 2009	August 31, 2008	August 31, 2009	August 31, 2008

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	5,154	4,758	19,781	32,660	70,269

NET (LOSS)	$(5,154)	$(4,758)	$(19,781)	$(32,660)	$(70,269)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDER’S DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,078)	(13,078)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,078)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	17,531	-	17,531
Net (loss)	-	-	-	-	-	(19,781)	(19,781)
BALANCE AT AUGUST 31, 2009 (UNAUDITED)	-	$-	5,000,000	$500	$66,769	$(70,269)	$(3,000)

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

			For the Cumulative Period from Inception (October 31, 2007) through August 31, 2009
	For the Nine Months Ended
	August 31, 2009	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,781)	$(32,660)	$(70,269)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase (decrease) in accounts payable and accrued expenses	2,250	(578)	3,000
Net cash used in operating activities	(17,531)	(33,238)	(67,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	17,531	33,238	54,769
Net cash provided by financing activities	17,531	33,238	67,269

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

See notes to unaudited financial statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

(unaudited)

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

(b)

Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $70,269, used cash from operations of $67,269 since its inception, and has a working capital deficit of $3,000 at August 31, 2009.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

August 31, 2009

(unaudited)

NOTE 1    -

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)

Income Taxes (continued):

The Company has approximately $14,800 in deferred tax assets at August 31, 2009 resulting primarily from net operating losses.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefits is uncertain.

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

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

(unaudited)

NOTE 2    -

CAPITAL STOCK  (Continued):

The Company does not have a bank account.  All the expenses incurred by the Company are paid by Victory Park Master Fund Ltd. And these payments have been treated as capital contributions.

NOTE 3    -

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The Company adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows. The Company currently does not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

(unaudited)

NOTE 3    -

RECENT ACCOUNTING PRONOUNCEMENTS (Continued) :

related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The intention of the Company is to carry out an acquisition or reverse merger activity. The pronouncement will impact the Company in the event such a transaction consummates. The adopting of SFAS. No 141R has no material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 has no material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Currently this pronouncement has no effect on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” – which requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis This FSP does not have a significant impact on the Company’s financial position, results of operations or cash flows other than additional disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

(unaudited)

NOTE 3    -

RECENT ACCOUNTING PRONOUNCEMENTS (Continued) :

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact the Company’s financial position or results of operations.

NOTE 4    -

INTERIM FINANCIAL STATEMENTS:

The interim financial information as of August 31, 2009 and for the three and nine month periods ended August 31, 2009 and 2008 and the cumulative period from October 31, 2007 (Inception) to August 31, 2009  have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2009, and results of operations for the three and nine months period ended August 31, 2009 and 2008 and the cumulative period from October 31, 2007 (inception) to August 31, 2009, and cash flows for the nine month period ended August 31, 2009 and 2008 and the cumulative period from October 31, 2007 (Inception) to August 31, 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

We have evaluated subsequent events for recognition or disclosure through October 14, 2009, which was the date we filed this Form 10-Q with the SEC.

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

Liquidity and Capital Resources

As of August 31, 2009, the Company had no assets.  This compares with no assets as of November 30, 2008.  The Company’s current liabilities as of August 31, 2009 totaled $3,000, comprised exclusively of accounts payable and accrued expenses.  This compares to the Company’s liabilities as of November 30, 2008 of $750, comprised exclusively of accounts payable and accrued expenses.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended August 31, 2009 and August 31, 2008 and for the cumulative period from October 31, 2007 (inception) through August 31, 2009:

	For the Nine Months Ended August 31, 2009	For the Nine Months Ended August 31, 2008	For the Cumulative Period from October 31 ,2007 (Inception) through August 31, 2009
Net cash used in operating activities	$(17,531)	$(33,238)	$(67,269)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	$17,531	$33,238	$67,269
Net effect on cash	-	-	-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to August 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended August 31, 2009, the Company had a net loss of $5,154 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2009 in July of 2009.  This compares with a net loss of $4,758 for the three months ended August 31, 2008 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended May 31, 2008 filed in July of 2008.

For the nine months ended August 31, 2009, the company had a net loss of $19,781 due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 in February of the Company’s Quarterly Report on Form 10-Q for the period ended February 28, 2009 in April of 2009 and the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2009 in July of 2009. This compares with a net loss of $32,660 for the nine months ended August 31, 2008, due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s Quarterly Report on Form 10-QSB for the period ended February 28, 2008 filed in April of 2008 and Form 10-QSB for the period ended May 31, 2008 in July of 2008.

For the cumulative period from October 31, 2007 (inception) through August 31, 2009, the Company had a net loss of $70,269 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB and the filing of the Company’s periodic reports on Form 10-K, Form 10-QSB and Form 10-Q.

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

As of August 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009.

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

Dated: October 14, 2009

VICTORY PARK ACQUISITION CORP. I

By: /s/ Brendan Carroll

Brendan Carroll

President, Secretary, and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer