Form 10-K
period 2009-11-30
Victory Park Acquisition Corp. I
filed 2010-02-26
CIK 1423041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

As of November 30, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 22, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Victory Park Acquisition Corp. I (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

          Victory Park Acquisition Corp. I (“we”, “us”, “our”, the “Company”) was incorporated in the State of Delaware on October 31, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected November 30 as its fiscal year end.

          The Company is currently considered to be a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

          (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

          (h) Other relevant factors.

          In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

          The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

          It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

          The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

          In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

          Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 22, 2010, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

          The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended November 30, 2009.

          On October 31, 2007, the Registrant sold 5,000,000 shares of Common Stock to Victory Park Credit Opportunities Master Fund, Ltd. for an aggregate investment of $12,500. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

          As of November 30, 2009, the Company had no assets. This compares with no assets as of November 30, 2008. The Company has no current liabilities as of November 30, 2009. This compares with liabilities of $750, comprised exclusively of accounts payable and accrued expenses as November 30, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the years ended November 30, 2009 and 2008 and for the cumulative period from October 31, 2007 (Inception) to November 30, 2009.

	Fiscal Year Ended November 30,	Fiscal Year Ended November 30,	For the Cumulative Period from October 31, 2007 (Inception) to November 30,
	2009	2008	2009

Net Cash (Used in) Operating Activities	$(33,459)	$(37,238)	$(83,197)
Net Cash (Used in) Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$33,459	$37,238	$83,197

Net Increase (Decrease) in Cash and Cash Equivalents	$—	$—	$—

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

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to November 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the fiscal year ended November 30, 2009, the Company had a net loss of $32,709, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

          For the fiscal year ended November 30, 2008, the Company had a net loss of $37,410 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

          For the cumulative period from October 31, 2007 (Inception) to November 30, 2009, the Company had a net loss of $83,197 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports.

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

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheets as of November 30, 2009 and 2008	F - 3

Statements of Operations for the Years Ended November 30, 2009 and 2008 and for the Cumulative Period from Inception (October 31, 2007) through November 30, 2009	F - 4

Statements of Stockholder’s Deficiency for the Cumulative Period from Inception (October 31, 2007) through November 30, 2009	F - 5

Statements of Cash Flows for the Years Ended November 30, 2009 and 2008 and for the Cumulative Period from Inception (October 31, 2007) through November 30, 2009	F - 6

Notes to Financial Statements	F - 7 to F - 10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Victory Park Acquisition Corp. I

We have audited the accompanying balance sheets of Victory Park Acquisition Corp. I (a development stage company) as of November 30, 2009 and 2008, and the related statements of operations, stockholder’s deficiency and cash flows for the years ended November 30, 2009 and 2008, and the cumulative period from October 31, 2007 (Inception) through November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Park Acquisition Corp. I (a development stage company) as of November 30, 2009 and 2008, and the results of its operations and cash flows for the years ended November 30, 2009 and 2008, and the cumulative period from October 31, 2007 to November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Holtz Rubenstein Reminick LLP
New York, New York
February 26, 2010

Victory Park Acquisition Corp. I

A Development Stage Company
BALANCE SHEETS

	November 30, 2009	November 30, 2008

ASSETS
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$—	$750

TOTAL LIABILITIES	—	750

STOCKHOLDER’S DEFICIENCY:

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2009 and November 30, 2008	500	500
Additional paid-in capital	82,697	49,238

Deficit accumulated during the development stage	(83,197)	(50,488)

TOTAL STOCKHOLDER’S DEFICIENCY	—	(750)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$—	$—

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year ended November 30, 2009	For the Year ended November 30, 2008	For the Cumulative Period from Inception (October 31, 2007) through November 30, 2009

REVENUE	$—	$—	$—

General and administrative expenses	32,709	37,410	83,197

NET (LOSS)	$(32,709)	$(37,410)	$(83,197)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s

	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

BALANCE AT INCEPTION (OCTOBER 31, 2007)	—	$—	—	$—	$—	$—	$—

Issuance of common stock	—	—	5,000,000	500	12,000	—	12,500

Net (loss)	—	—	—	—	—	(13,078)	(13,078)

BALANCE AT NOVEMBER 30, 2007	—	—	5,000,000	500	12,000	(13,078)	(578)

Proceeds from capital contribution	—	—	—	—	37,238	—	37,238
Net (loss)	—	—	—	—	—	(37,410)	(37,410)

BALANCE AT NOVEMBER 30, 2008	—	—	5,000,000	500	49,238	(50,488)	(750)

Proceeds from capital contribution	—	—	—	—	33,459	—	33,459
Net (loss)	—	—	—	—	—	(32,709)	(32,709)

BALANCE AT NOVEMBER 30, 2009	—	$—	5,000,000	500	82,697	(83,197)	—

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year ended November 30, 2009	For the Year ended November 30, 2008	For the Cumulative Period from Inception (October 31, 2007) through November 30, 2009

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(32,709)	$(37,410)	$(83,197)
Adjustments to reconcile net (loss) to net cash used in operating activities:

Increase (decrease) in accounts payable and accrued expenses	(750)	172	—

	(33,459)	(37,238)	(83,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	12,500
Proceeds from capital contribution	33,459	37,238	70,697

	33,459	37,238	83,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

See notes to financial statements.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

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

The Company evaluated subsequent events for recognition or disclosure through February 26, 2010, the date the financial statements were issued.

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $83,197, used cash from operations of $83,197 since its inception and no working capital at November 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Use of Estimates

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

	2009	2008

Deferred tax assets:
Net Operating loss carry forwards	$16,500	$9,200

Gross deferred tax asset	16,500	9,200

Less: Valuation allowance	(16,500)	(9,200)

Gross deferred tax asset	$—	$—

As of November 30, 2009, the valuation allowance increased by approximately $7,300 from the year ended November 30, 2008.

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

As of November 30, 2009, the Company has federal and states net operating loss carry forwards of $83,197. The federal and state net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

Loss per Common Share

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
NOVEMBER 30, 2009

2. CAPITAL STOCK

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

On October 31, 2007, the Company issued 5,000,000 shares of Common stock to Victory Park Credit Opportunities Master Fund Ltd. at a purchase price of $.0025 per share, for an aggregate purchase price of $12,500.

          On February 29, 2008, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $15,578. No additional shares of common stock were issued.

          On May 31, 2008, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $12,902. No additional shares of common stock were issued.

          On August 31, 2008, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $4,758. No additional shares of common stock were issued.

          On November 30, 2008, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $4,000. No additional shares of common stock were issued.

          On February 28, 2009, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $1,964. No additional shares of common stock were issued.

          On May 31, 2009, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $12,663. No additional shares of common stock were issued.

          On August 31, 2009, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $2,904. No additional shares of common stock were issued.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

          On November 30, 2009, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $15,928. No additional shares of common stock were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued authoritative guidance which incorporates the principles and accounting guidance for recognizing and disclosing subsequent events that originated as auditing standards into the body of authoritative literature issued by the FASB, and prescribes disclosures regarding the date through which subsequent events have been evaluated. The Company is required to evaluate subsequent events through the date the financial statements are issued. This guidance was effective for the Company for the period ended August 31, 2009. Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial positions.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for VIEs. The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Previously, variable interest holders had to determine whether they had a controlling financial interest in a VIE based on a quantitative analysis of the expected gains and/or losses of the entity. In contrast, the new guidance requires an enterprise with a variable interest in a VIE to qualitatively assess whether it has a controlling financial interest in the entity, and if so, whether it is the primary beneficiary. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance is effective for the Company beginning December 1, 2010. The Company is currently assessing the impact, if any, this may have on their consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of U.S. GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. This guidance modifies the U.S. GAAP hierarchy to include only two levels of U.S. GAAP: authoritative and non-authoritative. This guidance was effective for the Company as of November 30, 2009. The adoption of this guidance did not impact the Company’s results of operations, cash flows or financial positions since the FASB Codification is not intended to change or alter existing U.S. GAAP.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Evaluation of Internal Controls and Procedures

          Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

          As of November 30, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

          This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

          There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended November 30, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Brendan Carroll	32	President, Secretary and Director

Brendan Carroll, the Company’s President, Secretary and sole director, is currently a Principal of Victory Park Capital Advisors, LLC, an investment management company. Mr. Carroll has served in this position since September 2007. Prior to joining Victory Park Capital Advisors, LLC, from January 2007 until September 2007, he was employed at Kimberley Capital Advisors, LLC. From October 2005 to January 2007, Mr. Carroll was employed at Magnetar Capital LLC. From May 2004 to September 2005, he was employed at William Blair & Co., L.L.C. Prior to joining William Blair & Co., Mr. Carroll attended Harvard Business School. He received a Master’s of Business Administration from Harvard Business School in 2004. Mr. Carroll received a Bachelor of Arts in Political Science from Georgetown University in 1999.

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

          Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          (a) The following tables set forth certain information as of February 22, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Unless otherwise set forth below, each of the stockholders has an address located at c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Victory Park Credit Opportunities Master Fund, Ltd. (1)	5,000,000		100%
c/o Walkers SPV Limited
Walker House
87 Mary Street
George Town
Grand Cayman, KY1 9002
Cayman Islands

Victory Park Capital Advisors, LLC (2)	5,000,000	(3)	100%

Jacob Capital, LLC (4)	5,000,000	(5)	100%

Richard Levy (6)	5,000,000	(7)	100%

Brendan Carroll (8)	0		0%

All Officers and	0		0%
Directors as a group
(1 individual)

(1)

Victory Park Credit Opportunities Master Fund, Ltd., a Cayman Islands exempted company (“Victory Park Credit Opportunities Master Fund”), is currently owned and managed by Victory Park Capital Advisors, LLC, a Delaware limited liability company (“Victory Park Capital”). Victory Park Capital Advisors, LLC has sole voting and investment control over the shares of common stock owned by Victory Park Credit Opportunities Master Fund.

(2)

Victory Park Capital Advisors, LLC is the investment manager of Victory Park Credit Opportunities Master Fund and has sole voting and investment control over the shares of common stock owned by Victory Park Credit Opportunities Master Fund.

(3)

Represents shares of common stock owned by Victory Park Credit Opportunities Master Fund. Victory Park Capital Advisors, LLC may be deemed indirect beneficial owner of these shares of common stock since Victory Park Capital Advisors, LLC has sole voting and investment control over the shares.

(4)

Jacob Capital, LLC, a Delaware limited liability company (“Jacob Capital”) is the manager of Victory Park Capital Advisors, LLC and has sole voting and investment control over the shares of common stock beneficially owned by Victory Park Capital Advisors, LLC.

(5)

Represents shares of common stock beneficially owned by Victory Park Capital Advisors, LLC. Jacob Capital may be deemed indirect beneficial owner of these shares of common stock since Jacob Capital has sole voting and investment control over the shares.

(6)	Richard Levy is the sole member of Jacob Capital.

(7)

Represents shares of common stock owned by Victory Park Credit Opportunities Master Fund and controlled by Jacob Capital. As the sole member of Jacob Capital, Mr. Levy may be deemed indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

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

Item 14. Principal Accounting Fees and Services

          Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) is the Company’s independent registered public accounting firm.

Audit Fees

          The aggregate fees billed or to be billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 for the fiscal year ended November 30, 2008 and $13,500 for the fiscal year ended November 30, 2009.

Audit-Related Fees

          There were no fees billed by for Holtz Rubenstein assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended November 30, 2008 and for the year ended November 30, 2009.

Tax Fees

          There were no fees billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended November 30, 2008 and for the year ended November 30, 2009.

All Other Fees

          There were no fees billed by Holtz Rubenstein for other products and services for the fiscal year ended November 30, 2008 and for the year ended November 30, 2009.

Audit Committee’s Pre-Approval Process

          The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2009

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2009

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

VICTORY PARK ACQUISITION CORP. I

Dated: February 26, 2010	By:	/s/ Brendan Carroll

Brendan Carroll
President
Principal Executive Officer
Principal Financial Officer

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Brendan Carroll	President and Sole Director	February 26, 2010

Brendan Carroll