Form 10-Q
period 2010-02-28
Victory Park Acquisition Corp. I
filed 2010-04-14
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes [  ] No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of April 14, 2010.

VICTORY PARK ACQUISITION CORP. I

A DEVELOPMENT STAGE COMPANY

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements	1

Balance Sheets as of February 28, 2010 (unaudited) and November 30, 2009	2

Statements of Operations for the three months ended February 28, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through February 28, 2010 (unaudited)	3

Statement of Stockholder’s Deficiency for the Cumulative Period from Inception (October 31, 2007) through February 28, 2010 (unaudited)	4

Statements of Cash Flows for the three months ended February 28, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through February 28, 2010 (unaudited)	5

Notes to Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	11

Item 4. Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	11

Item 1A. Risk Factors	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Removed and Reserved	11

Item 5. Other Information	11

Item 6. Exhibits	12

Signatures	13

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

The results for the period ended February 28, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2009.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

BALANCE SHEETS

	February 28,	November 30,
	2010	2009
	(unaudited)
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,500	$-

TOTAL LIABILITIES	6,500	-

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2009	500	500

Additional paid-in capital	82,697	82,697
Deficit accumulated during the development stage	(89,697)	(83,197)

TOTAL STOCKHOLDER’S DEFICIENCY	(6,500)	-

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months ended February 28, 2010	For the Three Months ended February 28, 2009	For the Cumulative Period from Inception (October 31, 2007 through February 28, 2010

REVENUE	$-	$-	$-

General and administrative expenses	6,500	8,714	89,697

NET (LOSS)	$(6,500)	$(8,714)	$(83,197)

BASIC AND DILUTED NET (LOSS) PER SHARE	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENT OF STOCKHOLDER’S DEFICIENCY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANACE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,708)	(13,708)
BALANACE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,708)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANACE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	33,459	-	33,459
Net (loss)	-	-	-	-	-	(32,709)	(32,709)
BALANACE AT NOVEMBER 30, 2009	-	-	5,000,000	500	82,697	(83,197)	-
Net (loss)	-	-	-	-	-	(6,500)	(6,500)
BALANACE AT FEBRUARY 28, 2010 (UNAUDITED)	-	$-	5,000,000	$500	$82,697	$(89,697)	$(6,500)

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I

A Development Stage Company

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months ended February 28, 2010	For the Three Months ended February 28, 2009	For the Cumulative Period from Inception (October 31, 2007 through February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:	$(6,500)	$(8,714)	$(89,697)
Net loss
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	6,500	6,750	6,500
Net cash used in operating activities	-	(1,964)	(83,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	-	1,964	70,697
Net cash provided by financing activities	-	1,964	83,197

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

Cash and cash equivalents at end of period	$-	$-	$-

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I

A DEVELOPMENT STAGE COMPANY

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Business

Victory Park Acquisition Corp. I (the “Company”) was incorporated in the state of Delaware on October 31, 2007 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

The Company evaluated subsequent events for recognition or disclosure through the date the financial statements were issued.

        Basis of Presentation/Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $89,697, used cash from operations of $83,197 since its inception, and no working capital at February 28, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

	February 28,	November 30,
	2010	2009
	(unaudited)
Deferred tax assets:
Net Operating loss carry forwards	$21,600	$19,200

Gross deferred tax asset	21,600	19,200

Less: Valuation allowance	(21,600)	(19,200)

Gross deferred tax asset	$-	$-

As of February 28, 2010, the valuation allowance increased by approximately $2,400 from the year ended November 30, 2009.

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

As of February 28, 2010, the Company has federal net operating loss carry forwards of approximately $89,697. The federal net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

       Fair Value of Financial Instruments

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

On October 31, 2007, the Company issued 5,000,000 shares of Common stock to Victory Park Credit Opportunities Master Fund, Ltd. at a purchase price of $.0025 per share, for an aggregate purchase price of $12,500.

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

The Company does not have a bank account.  All the expenses incurred by the Company are paid by Victory Park Credit Opportunities Master Fund, Ltd. and these payments have been treated as capital contributions.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB revised the authoritative guidance related to subsequent events.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended February 28, 2010.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial position.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4.    INTERIM FINANCIAL STATEMENTS

The interim financial information as of February 28, 2010 and for the three month periods ended February 28, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to February 28, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the company’s annual Report on Form 10-K for the fiscal year ended November 30, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of February 28, 2010 and results of operations for the three month periods ended February 28, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to February 28, 2010 and cash flows for the three month periods ended February 28, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to February 28, 2010 as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Liquidity and Capital Resources

As of February 28, 2010, the Company had no assets.  This compares with no assets as of November 30, 2009.  The Company’s current liabilities as of February 28, 2010 totaled $6,500, comprised exclusively of accounts payable and accrued expenses.  This compares to no current liabilities as of November 30, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended February 28, 2010 and February 28, 2009 and for the cumulative period from October 31, 2007 (inception) through February 28, 2010:

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Cumulative Period from October 31 ,2007 (Inception) through February 28, 2010
Net cash used in operating activities	$-	$(1,964)	$(83,197)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	-	1,964	83,197
Net effect on cash	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to February 28, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended February 28, 2010 and 2009, the Company had a net loss of $6,500 and $8,714, respectively due to legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from October 31, 2007 (inception) through February 28, 2010, the Company had a net loss of $89,697 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s periodic reports.

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

As of February 28, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.   Removed and Reserved.

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

Dated: April 14, 2010

VICTORY PARK ACQUISITION CORP. I

By: /s/ Brendan Carroll

Brendan Carroll

President, Secretary, and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer