Form 10-Q
period 2010-05-31
Victory Park Acquisition Corp. I
filed 2010-07-14
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X].
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 14, 2010.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheets as of May 31, 2010 (unaudited) and November 30, 2009	1

Statements of Operations for the three and six months ended May 31, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through May 31, 2010 (unaudited)	2

Statement of Stockholder’s Equity for the Cumulative Period from Inception (October 31, 2007) through May 31, 2010 (unaudited)	3

Statements of Cash Flows for the six months ended May 31, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through May 31, 2010 (unaudited)	4

Notes to Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. Removed and Reserved	14

Item 5. Other Information	14

Item 6. Exhibits	14

Signatures	15

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

The results for the period ended May 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2009.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

BALANCE SHEETS

	May 31,	November 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Prepaid Expenses	$7,750	$-

TOTAL ASSETS	$7,750	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

TOTAL LIABILITIES	-	-

STOCKHOLDER’S EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value; 10,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000
shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2009	500	500
Additional paid-in capital	104,341	82,697
Deficit accumulated during the development stage	(97,091)	(83,197)

TOTAL STOCKHOLDER’S EQUITY (DEFICIENCY)	7,750	-

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$7,750	$-

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF OPERATIONS
(unaudited)

					For the
					Cumulative
					Period
					from Inception
					(October 31, 2007)
	For the Three Months ended		For the Six Months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

General and administrative expenses	7,394	5,913	13,894	14,627	97,091

NET (LOSS)	$(7,394)	$(5,913)	$(13,894)	$(14,627)	$(97,091)

BASIC AND DILUTED NET (LOSS) PER SHARE	$-	$-	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF STOCKHOLDER’S EQUITY

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,078)	(13,078)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,078)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	33,459	-	33,459
Net (loss)	-	-	-	-	-	(32,709)	(32,709)
BALANCE AT NOVEMBER 30, 2009	-	-	5,000,000	500	82,697	(83,197)	-
Net (loss)	-	-	-	-	-	(6,500)	(6,500)
BALANCE AT FEBRUARY 28, 2010 (UNAUDITED)	-	-	5,000,000	500	82,697	(89,697)	(6,500)
Proceeds from capital contribution	-	-	-	-	21,644	-	21,644
Net (loss)	-	-	-	-	-	(7,394)	(7,394)
BALANCE AT MAY 31, 2010 (UNAUDITED)	-	$-	5,000,000	$500	$104,341	$(97,091)	$7,750

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF CASH FLOWS
(unaudited)

			For the
			Cumulative
			Period from
			Inception
			(October 31,
	For the Six Months ended		2007) through
	May 31,	May 31,	May 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,894)	$(14,627)	$(97,091)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(7,750)	-	(7,750)
Net cash used in operating activities	(21,644)	(14,627)	(104,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	21,644	14,627	92,341
Net cash provided by financing activities	21,644	14,627	104,841

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

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

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $97,091 and used cash from operations of $104,841 since its inception. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

	May 31,	November 30,
	2010	2009
Deferred tax assets:
Net Operating loss carry forwards	$24,337	$19,200

Gross deferred tax asset	24,337	19,200

Less: Valuation allowance	(24,337)	(19,200)

Gross deferred tax asset	$-	$-

As of May 31, 2010, the valuation allowance increased by approximately $5,000 from the year ended November 30, 2009.

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

As of May 31, 2010, the Company has federal net operating loss carry forwards of approximately $97,000. The federal net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

Victory Park Acquisition Corp. I
A Development Stage Company
Notes To Financial Statements

Fair Value of Financial Instruments

The carrying value of assets and liabilities approximates fair value due to the short period of time to maturity.

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

On February 29, 2008, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $15,578.  No additional shares of common stock were issued.

On May 31, 2008, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $12,902.  No additional shares of common stock were issued.

Victory Park Acquisition Corp. I
A Development Stage Company
Notes To Financial Statements

On August 31, 2008, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $4,758.  No additional shares of common stock were issued.

On November 30, 2008, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $4,000.  No additional shares of common stock were issued.

On February 28, 2009, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $1,964.  No additional shares of common stock were issued.

On May 31, 2009, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $12,663.  No additional shares of common stock were issued.

On August 31, 2009, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $2,904.  No additional shares of common stock were issued.

On November 30, 2009, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $15,928.  No additional shares of common stock were issued.

On May 31, 2010, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $21,644.  No additional shares of common stock were issued.

The Company does not have a bank account.  All the expenses incurred by the Company are paid by Victory Park Master Fund Ltd. and these payments have been treated as capital contributions.

 3.       Recent Accounting Pronouncements

In February 2010, the FASB revised the authoritative guidance related to subsequent events.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended May 31, 2010.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial position.

Victory Park Acquisition Corp. I
A Development Stage Company
Notes To Financial Statements

Management does not believe that any other recently issued accounting pronouncements would have a material effect on the accompanying financial statements.

4.       Interim Financial Statements

The interim financial information as of May 31, 2010 and for the three and six months periods ended May 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to May 31, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the company’s annual Report on form 10-K for the fiscal year ended November 30, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of May 31, 2010 and results of operations for the three and six month periods ended and May 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to May 31, 2010 and cash flows for the six month periods ended May 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to May 31, 2010 as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of May 31, 2010, the Company had $7,750 in current assets comprised of prepaid expenses.  This compares with no assets as of November 30, 2009.  The Company had no liabilities as of May 31, 2010 and November 30, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended May 31, 2010 and May 31, 2009 and for the cumulative period from October 31, 2007 (inception) through May 31, 2010:

	For the Six Months Ended May 31, 2010	For the Six Months Ended May 31, 2009	For the Cumulative Period from October 31 ,2007 (Inception) through May 31, 2010
Net cash used in operating activities	$(21,644)	$(14,627)	$(104,841)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	21,644	14,627	104,841
Net effect on cash	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to May 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended May 31, 2010, the Company had a net loss of $7,394 and $13,894 respectively, due to legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.  This compares to a net loss of $5,913 and $14,627, respectively for the three and six months ended May 31, 2009 due to legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from October 31, 2007 (inception) through May 31, 2010, the Company had a net loss of $97,091 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s periodic reports.

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

As of May 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of our sole officer and director, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

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

Dated: July 14, 2010	VICTORY PARK ACQUISITION CORP. I

	By:	/s/ Brendan Carroll
Brendan Carroll
President, Secretary, and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer