Form 10-Q
period 2010-08-31
Victory Park Acquisition Corp. I
filed 2010-10-20
CIK 1423041

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of October 20, 2010.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements	1

	Balance Sheets as of August 31, 2010 (unaudited) and November 30, 2009	2

	Statements of Operations for the three and nine months ended August 31, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through August 31, 2010 (unaudited)	3

	Statement of Stockholder’s Equity for the Cumulative Period from Inception (October 31, 2007) through August 31, 2010 (unaudited)	4

	Statements of Cash Flows for the nine months ended August 31, 2010 and 2009 (unaudited) and for the Cumulative Period from Inception (October 31, 2007) through August 31, 2010 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Removed and Reserved	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended August 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended November 30, 2009.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

BALANCE SHEETS

	August 31, 2010	November 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Prepaid Expenses	$5,875	$-
TOTAL ASSETS	$5,875	$-

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-

TOTAL LIABILITIES	-	-

STOCKHOLDER’S EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2009	500	500
Additional paid-in capital	112,729	82,697
Deficit accumulated during the development stage	(107,354)	(83,197)

TOTAL STOCKHOLDER’S EQUITY (DEFICIENCY)	5,875	-

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIENCY)	$5,875	$-

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF OPERATIONS
(unaudited)

						For the Cumulative Period from inception (October 31, 2007) through August 31, 2010
	For the Three Months ended		For the Nine Months ended
	August 31, 2010	August 31, 2009	August 31, 2010		August 31, 2009

REVENUE	$-	$-	$-	$		$-

General and administrative expenses	10,263	5,154	24,157		19,781	107,354

NET (LOSS)	$(10,263)	$(5,154)	$(24,157)		$(19,781)	$(107,354)

BASIC AND DILUTED NET (LOSS) PER SHARE	$-	$-	$-		$-	$(0.02)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000		5,000,000	5,000,000

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF STOCKHOLDER’S EQUITY

					Additional Paid-in Capital	(Deficit) Accumulated During the Development Stage	Stockholder’s Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCE AT INCEPTION (OCTOBER 31, 2007)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	12,000	-	12,500
Net (loss)	-	-	-	-	-	(13,708)	(13,708)
BALANCE AT NOVEMBER 30, 2007	-	-	5,000,000	500	12,000	(13,708)	(578)
Proceeds from capital contribution	-	-	-	-	37,238	-	37,238
Net (loss)	-	-	-	-	-	(37,410)	(37,410)
BALANCE AT NOVEMBER 30, 2008	-	-	5,000,000	500	49,238	(50,488)	(750)
Proceeds from capital contribution	-	-	-	-	33,459	-	33,459
Net (loss)	-	-	-	-	-	(32,709)	(32,709)
BALANCE AT NOVEMBER 30, 2009	-	-	5,000,000	500	82,697	(83,197)	-
Net (loss)	-	-	-	-	-	(6,500)	(6,500)
BALANCE AT FEBRUARY 28, 2010 (UNAUDITED)	-	-	5,000,000	500	82,967	(89,697)	(6,500)
Proceeds from capital contribution	-	-	-	-	21,644	-	21,644
Net (loss)	-	-	-	-	-	(7,394)	(7,394)
BALANCE AT MAY 31, 2010 (UNAUDITED)	-	-	5,000,000	500	104,341	(97,091)	7,750
Proceeds from capital contribution	-	-	-	-	8,388	-	8,388
Net (loss)	-	-	-	-	-	(10,263)	(10,263)
BALANCE AT AUGUST 31, 2010 (UNAUDITED)	-	$-	5,000,000	$500	$112,729	$(107,354)	$5,875

See Notes to Financial Statements.

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

STATEMENTS OF CASH FLOWS
(unaudited)

			For the Cumulative Period from Inception (October 31, 2007) through August 31, 2010

	For the Nine Months ended
	August 31, 2010	August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,157)	$(19,781)	$(107,354)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(5,875)	-	(5,875)
Increase in accounts payable and accrued expenses	-	2,250	-
Net cash used in operating activities	(30,032)	(17,531)	(113,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	-	12,500
Proceeds from capital contribution	30,032	17,531	100,729
Net cash provided by financing activities	30,032	17,531	113,229

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

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

        Basis of Presentation/Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $107,354, used cash from operations of $113,229 since its inception, and $5,875 working capital at August 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

Victory Park Acquisition Corp. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

	August 31,	November 30,
	2010	2009
Deferred tax assets:
Net Operating loss carry forwards	$28,519	$19,200

Gross deferred tax asset	28,519	19,200

Less: Valuation allowance	(28,519)	(19,200)

Gross deferred tax asset	$-	$-

As of August 31, 2010, the valuation allowance increased by approximately $9,300 from the year ended November 30, 2009.

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

As of August 31, 2010, the Company has federal net operating loss carry forwards of approximately $107,000. The federal net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

On August 31, 2010, Victory Park Master Fund, Ltd. made an additional capital contribution into the Company aggregating $8,388. No additional shares of common stock were issued.

The Company does not have a bank account. All the expenses incurred by the Company are paid by Victory Park Master Fund Ltd. and these payments have been treated as capital contributions.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB revised the authoritative guidance related to subsequent events.  The Company is required to evaluate subsequent events through the date the financial statements are issued.  The Company is not required to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company for the period ended August 31, 2010.  Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial position.

Victory Park Acquisition Corp. I
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

4.    INTERIM FINANCIAL STATEMENTS

The interim financial information as of August 31, 2010 and for the three and nine month periods ended August 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to August 31, 2010 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the company’s annual Report on form 10-K for the fiscal year ended November 30, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of August 31, 2010 and results of operations for the three and nine month periods ended August 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to August 31, 2010 and cash flows for the nine month periods ended August 31, 2010 and 2009 and the cumulative period from October 31, 2007 (Inception) to August 31, 2010 as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Description of Business

The Company was incorporated in the state of Delaware on October 31, 2007 (Inception) and maintains its principal executive office at c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of August 31, 2010, the Company had $5,875 in current assets comprised of prepaid expenses. This compares with no assets as of November 30, 2009. The Company had no liabilities as of August 31, 2010 and November 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended August 31, 2010 and August 31, 2009 and for the cumulative period from October 31, 2007 (inception) through August 31, 2010:

	For the Nine Months Ended August 31, 2010	For the Nine Months Ended August 31, 2009	For the Cumulative Period from October 31 ,2007 (Inception) through August 31, 2010
Net cash used in operating activities	$(30,032)	$(17,531)	$(113,229)
Net cash in investing activities	-	-	-
Net cash provided by financing activities	30,032	17,531	113,229
Net effect on cash	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to August 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended August 31, 2010, the Company had a net loss of $10,263 and $24,157, respectively, due to legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares to a net loss of $5,154 and $19,781, respectively for the three and nine months ended August 31, 2009 due to legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from October 31, 2007 (Inception) through August 31, 2010, the Company had a net loss of $107,354 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and the filing of the Company’s periodic reports.

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

As of August 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010.

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

Dated: October 20, 2010

VICTORY PARK ACQUISITION CORP. I

By: /s/ Brendan Carroll

Brendan Carroll

President, Secretary, and Director

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer