Form 10-K
period 2010-11-30
Victory Park Acquisition Corp. I
filed 2011-02-25
CIK 1423041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

As of November 30, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 24, 2011, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

          The analysis of new business opportunities will be undertaken by or under the supervision of Brendan Carroll, the Company’s sole officer and director. As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

          (f) The extent to which the business opportunity can be advanced; and

          (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items

          In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

          The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

          In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

          Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

          If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

Item 3. Legal Proceedings.

          There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

          Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 24, 2011, there was 1 holder of record of the Common Stock.

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

Recent Sales of Unregistered Securities

          The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended November 30, 2010.

          No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

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

          We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

           The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

          As of November 30, 2010, the Company had assets equal to $2,500, comprised exclusively of prepaid expenses. This compares with no assets as of November 30, 2009. As of November 30, 2010, the Company has current liabilities equal to $1,185, comprised exclusively of accounts payable and accrued expenses. This compares with no liabilities as of November 30, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

          The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended November 30, 2010 and 2009 and for the cumulative period from October 31, 2007 (Inception) to November 30, 2010:

	Fiscal Year Ended November 30,	Fiscal Year Ended November 30,	For the Cumulative Period from October 31, 2007 (Inception) to November 30,
	2010	2009	2010

Net Cash (Used in) Operating Activities	$(35,747)	$(33,459)	$(118,944)
Net Cash (Used in) Investing Activities	—	—	—
Net Cash Provided by Financing Activities	$35,747	$33,459	$118,944

Net Increase (Decrease) in Cash and Cash Equivalents	$—	$—	$—

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

Results of Operations

          The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from October 31, 2007 (Inception) to November 30, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

          For the fiscal year ended November 30, 2010, the Company had a net loss of $34,432, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

          For the fiscal year ended November 30, 2009, the Company had a net loss of $32,709 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

          For the cumulative period from October 31, 2007 (Inception) to November 30, 2010, the Company had a net loss of $117,629 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports.

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

VICTORY PARK ACQUISITION CORP. I
A Development Stage Company

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheets as of November 30, 2010 and 2009	F - 3

Statements of Operations for the Years Ended November 30, 2010 and 2009 and for the Cumulative Period from Inception (October 31, 2007) through November 30, 2010	F - 4

Statements of Stockholder’s Equity for the Cumulative Period from Inception (October 31, 2007) through November 30, 2010	F - 5

Statements of Cash Flows for the Years Ended November 30, 2010 and 2009 and for the Cumulative Period from Inception (October 31, 2007) through November 30, 2010	F - 6

Notes to Financial Statements	F - 7 to F - 10

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
Victory Park Acquisition Corp. I

We have audited the accompanying balance sheets of Victory Park Acquisition Corp. I (a development stage company) as of November 30, 2010 and 2009, and the related statements of operations, stockholder’s equity and cash flows for the years ended November 30, 2010 and 2009, and the cumulative period from October 31, 2007 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Park Acquisition Corp. I (a development stage company) as of November 30, 2010 and 2009, and the results of its operations, and its cash flows for the years ended November 30, 2010 and 2009, and the cumulative period from October 31, 2007 (inception) through November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
February 24, 2011

Victory Park Acquisition Corp. I

A Development Stage Company
BALANCE SHEETS

	November 30, 2010	November 30, 2009

ASSETS

CURRENT ASSETS:
Prepaid Expenses	$2,500	$—

TOTAL ASSETS	2,500	—

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,185	$—

TOTAL LIABILITIES	1,185	—

STOCKHOLDER’S EQUITY:

Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of November 30, 2010 and November 30, 2009	500	500
Additional paid-in capital	118,444	82,697

Deficit accumulated during the development stage	(117,629)	(83,197)

TOTAL STOCKHOLDER’S EQUITY	1,315	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,500	$—

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF OPERATIONS

	For the Year ended November 30, 2010	For the Year ended November 30, 2009	For the Cumulative Period from Inception (October 31, 2007) through November 30, 2010

REVENUE	$—	$—	$—

General and administrative expenses	34,432	32,709	117,629

NET (LOSS)	$(34,432)	$(32,709)	$(117,629)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000	5,000,000

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF STOCKHOLDER’S EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s

	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

BALANCE AT INCEPTION (OCTOBER 31, 2007)	—	$—	—	$—	$—	$—	$—

Issuance of common stock	—	—	5,000,000	500	12,000	—	12,500

Net (loss)	—	—	—	—	—	(13,078)	(13,078)

BALANCE AT NOVEMBER 30, 2007	—	—	5,000,000	500	12,000	(13,078)	(578)

Proceeds from capital contribution	—	—	—	—	37,238	—	37,238
Net (loss)	—	—	—	—	—	(37,410)	(37,410)

BALANCE AT NOVEMBER 30, 2008	—	—	5,000,000	500	49,238	(50,488)	(750)

Proceeds from capital contribution	—	—	—	—	33,459	—	33,459
Net (loss)	—	—	—	—	—	(32,709)	(32,709)

BALANCE AT NOVEMBER 30, 2009	—	—	5,000,000	500	82,697	(83,197)	—

Proceeds from capital contribution	—	—	—	—	35,747	—	35,747
Net (loss)	—	—	—	—	—	(34,432)	(34,432)

BALANCE AT NOVEMBER 30, 2010	—	$—	5,000,000	500	118,444	(117,629)	1,315

See notes to financial statements.

Victory Park Acquisition Corp. I
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Year ended November 30, 2010	For the Year ended November 30, 2009	For the Cumulative Period from Inception (October 31, 2007) through November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,432)	$(32,709)	$(117,629)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in prepaid expenses	(2,500)	—	(2,500)
Increase (Decrease) in accounts payable and accrued expenses	1,185	(750)	1,185

Net cash provided by financing activities	(35,747)	(33,459)	(118,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	—	12,500
Proceeds from capital contribution	35,747	33,459	106,444

Net cash provided by financing activities	35,747	33,459	118,944

NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—

Cash and cash equivalents at beginning of period	—	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$—

See notes to financial statements.

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

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

Basis of Presentation/Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $117,629, used cash from operations of $118,944 since its inception, and $1,318 working capital at November 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These circumstances raise substantial doubt about the entity’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

VICTORY PARK ACQUISITION CORP. I
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010

	2010	2009

Deferred tax assets:
Net Operating loss carry forwards	$32,900	$19,200

Gross deferred tax asset	32,900	19,200

Less: Valuation allowance	(32,900)	(19,200)

Gross deferred tax asset	$—	$—

As of November 30, 2010, the valuation allowance increased by approximately $13,700 from the year ended November 30, 2009.

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

As of November 30, 2010, the Company has federal and states net operating loss carry forwards of $117,629. The federal and state net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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
NOVEMBER 30, 2010

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
NOVEMBER 30, 2010

On November 30, 2009, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $15,928. No additional shares of common stock were issued.

On May 31, 2010, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the company aggregating $21,644. No additional shares of common stock were issued.

On August 31, 2010, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $8,388. No additional shares of common stock were issued.

On November 30, 2010, Victory Park Credit Opportunities Master Fund, Ltd. made an additional capital contribution into the Company aggregating $5,715. No additional shares of common stock were issued.

The Company does not have a bank account. All the expenses incurred by the Company are paid by Victory Park Credit Opportunities Master fund Ltd. and these payments have been treated as capital contributions.

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

Item 9A. Controls and Procedures.

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

          As of November 30, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

          This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

          There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended November 30, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Brendan Carroll	33	President, Secretary and Director

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

(d) Involvement in Certain Legal Proceedings.

          There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

          Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended November 30, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit and Compensation Committee

          The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

          The following table sets forth the cash and other compensation paid by the Company to its sole officer and director during the fiscal years ended November 30, 2010 and 2009 and through the date of this filing.
Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Brendan Carroll, President, Secretary and Director	2010 2009	None None	None None	None None	None None	None None

          The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s sole officer and director. The Company’s sole officer and director has not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our sole officer and director intends to devote very limited time to our affairs.

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

          There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

          The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

          The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          (a) The following tables set forth certain information as of February 24, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Unless otherwise set forth below, each of the stockholders has an address located at c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606.

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

Item 13. Certain Relationships and Related Transactions.

          The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

          Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

          The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Brendan Carroll, our sole director, would not be considered independent as he also serves as the sole officer of the Company.

Item 14. Principal Accounting Fees and Services

          Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) is the Company’s independent registered public accounting firm.

Audit Fees

          The aggregate fees billed or to be billed by Holtz Rubenstein for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,500 for the fiscal year ended November 30, 2009 and $15,050 for the fiscal year ended November 30, 2010.

Audit-Related Fees

          There were no fees billed by for Holtz Rubenstein assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended November 30, 2009 and for the year ended November 30, 2010.

Tax Fees

          There were no fees billed by Holtz Rubenstein for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended November 30, 2009 and for the year ended November 30, 2010.

All Other Fees

          There were no fees billed by Holtz Rubenstein for other products and services for the fiscal year ended November 30, 2009 and for the year ended November 30, 2010.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2010

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended November 30, 2010

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

VICTORY PARK ACQUISITION CORP. I

Dated: February 24, 2011	By:	/s/ Brendan Carroll

Brendan Carroll
President
Principal Executive Officer
Principal Financial Officer

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Brendan Carroll	President and Sole Director	February 24, 2011

Brendan Carroll