Form 10-K/A
period 2010-11-30
Victory Park Acquisition Corp. I
filed 2011-02-28
CIK 1423041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No .1

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 28, 2011, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended November 30, 2010, as filed with the Securities and Exchange Commission on February 25, 2011, and is being filed solely to amend the report of independent registered public accounting firm of the report in order to include the signature of the independent registered accounting firm.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

          Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of February 28, 2011, there was 1 holder of record of the Common Stock.

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

New York City: 1430 Broadway, New York, NY 10018-3308
Tel: 212.697.6900 Fax: 212.490.1412
www.hrrlp.com

Long Island: 125 Baylis Road, Melville, NY 11747-3823
Tel: 631.752.7400 Fax: 631.752.1742

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
Victory Park Acquisition Corp. I

We have audited the accompanying balance sheets of Victory Park Acquisition Corp. I (a development stage company) as of Novembcr 30, 2010 and 2009, and the related statements of operations, stockholder’s equity, and cash flows for the years ended November 30, 2010 and 2009 and the cumulative period from October 31, 2007 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United Stales). Those standards require that we plan and perfonn tbe audits to obtain reasonable assurance about whether tbe financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effecttiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in tbe financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victory Park Acquisition Corp. I (a development stage company) as of November 30, 2010 and 2009, and the results of its operations, and its cash flows for the years ended November 30, 2010 and 2009 and the cumulative period from October 31, 2007 (inception) through November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          (a) The following tables set forth certain information as of February 28, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Unless otherwise set forth below, each of the stockholders has an address located at c/o Victory Park Capital Advisors, LLC, 227 W. Monroe Street, Suite 3900, Chicago, IL 60606.

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

VICTORY PARK ACQUISITION CORP. I

Dated: February 28, 2011	By:	/s/ Brendan Carroll

Brendan Carroll
President
Principal Executive Officer
Principal Financial Officer

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Brendan Carroll	President and Sole Director	February 28, 2011

Brendan Carroll